Form 10-K
period 2006-12-31
Morgan Stanley ABS Capital I Inc. IXIS Real Estate Capital Trust 2006-HE2
filed 2007-04-02
CIK 1360498

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2006
                                       or
[ ]     TRANSITION REPORT  PURSUANT TO  SECTION  13 OR 15(d) OF  THE  SECURITIES
        EXCHANGE ACT OF 1934 for the transition period from           to

                         Commission File Number of Issuing Entity: 333-113543-33

                       MORGAN STANLEY ABS CAPITAL I INC.
             (Exact name of registrant as specified in its charter)

                    IXIS REAL ESTATE CAPITAL TRUST 2006-HE2
                                (Issuing Entity)

                       MORGAN STANLEY ABS CAPITAL I INC.
             (Exact name of Depositor as specified in its charter)

                         IXIS REAL ESTATE CAPITAL, INC.
              (Exact name of Sponsor as specified in its charter)

           56-2596084, 56-2596086, 56-2596088, 56-2596090, 56-2596092
             (I.R.S. Employer Identification No. of Issuing Entity)

                                    New York
(State or other jurisdiction of incorporation or organization of Issuing Entity)

1585 Broadway                                                        10036
New York, New York                                                (Zip Code of
(Address of principal executive offices of Issuing Entity)       Issuing Entity)


     Issuing Entity's telephone number, including area code: (212) 761-4000


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act).    Yes  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
Not Applicable.

                      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1 Any annual report to security holders; (2) Any proxy information statement; and, (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders
for fiscal year ended date December 24, 1980).   See Item 15.

PART I

Item 1.  Business.

         Not Applicable.

Item 1A. Risk Factors.

         Not Applicable.

Item 1B. Unresolved Staff Comments.

         None.

Item 2.  Properties.

         Not Applicable.

Item 3.  Legal Proceedings.

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         Not Applicable.

Item 6.  Selected Financial Data.

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

         Not Applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not Applicable.

Item 9A. Controls and Procedures.

         Not Applicable.

Item 9B. Other Information.

         None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

         Not Applicable.

Item 11. Executive Compensation.

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         Not Applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

         As a result of a merger, completed on December 4, 2006, between a subsidiary of MSMCI and Saxon Capital, Inc., the Registrant is an affiliate, through common parent ownership, of Saxon Mortgage Services, Inc., one of the servicers and an indirect subsidiary of Saxon Capital, Inc.

Item 14. Principal Accounting Fees and Services.

         Not Applicable.


PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

    (1)  Not Applicable.

    (2)  Not Applicable.

    (3) The following exhibit was filed as part of the Registrant's Current Report on Form 8-K/A filed on August 8, 2006 and is incorporated by reference:

Exhibit 4.1 Pooling and Servicing Agreement, dated as of May 1, 2006, among Morgan Stanley ABS Capital I Inc., as depositor, JPMorgan Chase Bank, National Association, as master servicer, backup servicer and securities administrator, Saxon Mortgage Services Inc., as servicer, Master Financial, Inc., as servicer, IXIS Real Estate Capital Inc. (f/k/a CDC Mortgage Capital Inc.), as unaffiliated seller, and Deutsche Bank National Trust Company, as trustee and custodian.

Exhibit 31.1   Rule 13a-14(d)/15d-14(d) Certification

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed in the Exhibit Index that immediately follows the signature page hereof.

(c) None.

                 Additional Disclosure Items from Regulation AB

Item 1112(b) of Regulation AB:
                                Significant Obligor Financial Information

        No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) and Item 1115(b) of Regulation AB:
                                Significant Enhancement Provider Financial
                                Information
        None.

Item 1117 of Regulation AB:     Legal Proceedings

        None.

Item 1119 of Regulation AB:     Affiliations and Certain Relationships
                                and Related Transactions

        None.

Item 1122 of Regulation AB:     Compliance with Applicable Servicing Criteria

(a)  The following documents are filed as part of this report.

     Exhibit No.

     33.1 Report on Assessment of Compliance with Servicing Criteria JPMorgan Chase Bank, N.A., as Master Servicer

     33.2 Report on Assessment of Compliance with Servicing Criteria Saxon Mortgage Services Inc., as Servicer

     33.3 Report on Assessment of Compliance with Servicing Criteria Master Financial Inc, as Servicer

     33.4   Management's Assertion of Compliance
            Deutsche Bank National Trust Company, as Trustee and Custodian

     34.1 Report of Independent Registered Public Accounting Firm JPMorgan Chase Bank, N.A., as Master Servicer

     34.2 Report of Independent Registered Public Accounting Firm Saxon Mortgage Services Inc., as Servicer

     34.3 Report of Independent Registered Public Accounting Firm Master Financial Inc, as Servicer

     34.4 Report of Independent Registered Public Accounting Firm Deutsche Bank National Trust Company, as Trustee and Custodian

Saxon Mortgage Services Inc. has reported the following:

     "In regard to Items 1122(d)(4)(i) and 1122(d)(1)(ii), based on a review of a sample of 45 loans, it was determined that 36 lien releases were not sent to consumer or to the recording jurisdiction, as appropriate, within the timeframe requirement by Saxon's guidelines, and in 1 case Saxon's guidelines were determined to be incorrect as to the required means of delivery of the lien releases. The delays in timeliness were caused by the failure of Saxon's vendor's database to upload data regarding payments-in-full provided by Saxon in order to produce lien release in a timely manner.

     Saxon has taken the following remedial actions to remedy the exceptions and to prevent exceptions going forward: Saxon has verified that all liens that were not timely released have been released. Saxon reviewed and uploaded its guidelines for lien release in May 2006 and provided the updated guidelines to its vendor at that time. Saxon's vendor, at Saxon's direction, researched and detected the cause of the upload error and implemented a solution. Saxon contracted with a new vendor for lien release and has implemented daily monitoring over the vendor's process of producing lien releases, which consists of validating the number of payoffs sent from Saxon to the vendor and the vendor's receipt of the same number of payoffs. Additionally, the vendor reports are available on line to accommodate daily monitoring the number of loans in each state, the age of each item and the state time guideline."

Southwest Business Corporation, a vendor for Saxon Mortgage Services Inc. has reported the following:

     Our examination disclosed the following material noncompliance with 1122(d)(4)(xi) applicable to the Company during the year ended December 31, 2006: on a sample of sixty (60), one insurance premium was paid after the policies' expiration date.

Item 1123 of Regulation AB, Servicer Compliance Statement

(a)  The following documents are filed as part of this report.

     Exhibit No.

     35.1   Servicer Compliance Statement
            JPMorgan Chase Bank, N.A., as Master Servicer

     35.2   Servicer Compliance Statement
            Saxon Mortgage Services Inc., as Servicer

     35.3   Servicer Compliance Statement
            Master Financial Inc, as Servicer


     Supplemental  information  to be furnished  with reports filed  pursuant to section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 Of The Act

     No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to certificateholders, and the registrant does not presently contemplate sending any such materials subsequent to the filing of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


By:     MORGAN STANLEY ABS CAPITAL I INC., as Depositor

By:     /s/ Valerie Kay
        -------------------------------------------
Name:   Valerie Kay
Title:  Vice President

Date:   March 30, 2007

                                  EXHIBIT INDEX

Exhibit      Description

  4.1   Pooling  and  Servicing Agreement, dated as of May 1, 2006, among Morgan
        Stanley  ABS  Capital  I  Inc.,   as  depositor,  JPMorgan  Chase  Bank,
        National Association, as master servicer, backup servicer and securities administrator, Saxon Mortgage Services Inc., as servicer, Master Financial, Inc., as servicer, IXIS Real Estate Capital Inc.
        (f/k/a CDC Mortgage Capital Inc.), as unaffiliated seller, and Deutsche Bank National Trust Company, as trustee and custodian.

 31.1   Rule 13a-14(d)/15d-14(d) Certification

 33.1 Report on Assessment of Compliance with Servicing Criteria JPMorgan Chase Bank, N.A., as Master Servicer

 33.2 Report on Assessment of Compliance with Servicing Criteria Saxon Mortgage Services Inc., as Servicer

 33.3 Report on Assessment of Compliance with Servicing Criteria Master Financial Inc, as Servicer

 33.4   Management's Assertion of Compliance
        Deutsche Bank National Trust Company, as Trustee and Custodian

 34.1   Report of Independent Registered Public Accounting Firm
        JPMorgan Chase Bank, N.A., as Master Servicer

 34.2   Report of Independent Registered Public Accounting Firm
        Saxon Mortgage Services Inc., as Servicer

 34.3   Report of Independent Registered Public Accounting Firm
        Master Financial Inc, as Servicer

 34.4   Report of Independent Registered Public Accounting Firm
        Deutsche Bank National Trust Company, as Trustee and Custodian

 35.1   Servicer Compliance Statement
        JPMorgan Chase Bank, N.A., as Master Servicer

 35.2   Servicer Compliance Statement
        Saxon Mortgage Services Inc., as Servicer

 35.3   Servicer Compliance Statement
        Master Financial Inc, as Servicer

                                  EXHIBIT 31.1
                                ----------------
                     Rule 13a-14(d)/15d-14(d) Certification

                                  CERTIFICATION

                     IXIS REAL ESTATE CAPITAL TRUST 2006-HE2


     I, Valerie Kay, Vice President of Morgan Stanley ABS Capital I Inc., certify that:

1. I have reviewed the report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of IXIS Real Estate Capital Trust 2006-HE2, (the "Exchange Act Periodic Reports");

2. Based on my knowledge, the Exchange Act Periodic Reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act Periodic Reports;

4. Based on my knowledge and the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements; and

5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Deutsche Bank National Trust Company, JPMorgan Chase Bank, N.A., and Master Financial Inc.


Date:   March 30, 2007


By:     /s/ Valerie Kay
        ---------------------

Name:   Valerie Kay
Title:  Vice President


        MORGAN STANLEY ABS CAPITAL I INC.

                                  EXHIBIT 33.1
                                ----------------
              Management's Report on Assessment of Compliance with
                          Applicable Servicing Criteria
                  JPMorgan Chase Bank, N.A., as Master Servicer


     JPMorgan Chase Bank, National Association (the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in Title 17, Section 229.1122 (d) of the Code of Federal Regulations (the "CFR") as set forth in Appendix A hereto, which the Asserting Party has concluded are applicable to it in connection with its Master Servicing operations with respect to the transactions listed in Appendix B which comprise the Master Servicing platform as defined below, to the extent required by the related transaction agreements as to any transaction (such criteria, the "Applicable Servicing Criteria"). For the purpose of this assessment, the Asserting Party has defined its Master Servicing platform as all publicly offered asset-backed transactions backed by residential mortgages or home equity loans issued on or after January 1, 2006 where the Asserting Party is the master servicer (the "Platform").

     The Asserting Party (i) has used the criteria set forth in 17 CFR 229.1122(d) to assess the compliance by the Asserting Party with the Applicable Servicing Criteria for the Reporting Period and (ii) has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform, taken as a whole.

     PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report for the Platform on our assessment of compliance with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period.


JPMorgan Chase Bank, National Association, as Master Servicer

/s/ Kathleen McDonnell
-------------------------
By: Kathleen McDonnell, Vice President

Date: March 14, 2007



                   Appendix A - Applicable Servicing Criteria
              Management's Report on Assessment of Compliance with
                          Applicable Servicing Criteria
                    JPMorgan Chase Bank, National Association
                            Master Servicing Platform

----------------------------------------------------------------------------------  ------------------
                                                                                    Servicing Criteria
                                                                                    Applicable to
Reference         Criteria                                                          Asserting Party?
----------------------------------------------------------------------------------  ------------------
229.1122(d)(1)(i)       Policies and procedures are instituted to monitor any                Yes
                        performance or other triggers and events of default in
                        accordance with the transaction agreements.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(1)(ii)      If any material servicing activities are outsourced to                No
                        third parties, policies and procedures are instituted to
                        monitor the third party's performance and compliance with
                        such servicing activities.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(1)(iii)     Any requirements in the transaction agreements to maintain            No
                        a back-up servicer for the mortgage loans are maintained.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(1)(iv)      A fidelity bond and errors and omissions policy is in                Yes
                        effect on the party participating in the servicing
                        function throughout the reporting period in the amount of
                        coverage required by and otherwise in accordance with the
                        terms of the transaction agreements.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(2)(i)       Payments on pool assets are deposited into the                       Yes
                        appropriate custodial bank accounts and related bank
                        clearing accounts no more than two business days of
                        receipt, or such other number of days specified in the
                        transaction agreements.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(2)(ii)      Disbursements made via wire transfer on behalf of an                 Yes
                        obligor or to an investor are made only by authorized
                        personnel.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(2)(iii)     Advances of funds or guarantees regarding collections,               Yes
                        cash flows or distributions, and any interest or other
                        fees charged for such advances, are made, reviewed and
                        approved as specified in the transaction agreements.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(2)(iv)      The related accounts for the transaction, such as cash               Yes
                        reserve accounts or accounts established as a form of
                        over collateralization, are separately maintained (e.g.,
                        with respect to commingling of cash) as set forth in the
                        transaction agreements.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(2)(v)       Each custodial account is maintained at a federally                  Yes
                        insured depository institution as set forth in the
                        transaction agreements. For purposes of this criterion,
                        "federally insured depository institution" with respect to a foreign financial institution means a foreign financial
                        institution that meets the requirements of Rule
                        13k-1(b)(1) of the Securities Exchange Act.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(2)(vi)      Unissued checks are safeguarded so as to prevent                      No
                        unauthorized access.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(2)(vii)     Reconciliations are prepared on a monthly basis for all              Yes
                        asset-backed securities related bank accounts, including
                        custodial accounts and related bank clearing accounts.
                        These reconciliations are (A) mathematically accurate; (B)
                        prepared within 30 calendar days after the bank statement
                        cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by
                        someone other than the person who prepared the
                        reconciliation; and (D) contain explanations for
                        reconciling items. These reconciling items are resolved
                        within 90 calendar days of their original identification,
                        or such other number of days specified in the transaction
                        agreements.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(3)(i)       Reports to investors, including those to be filed with the           Yes
                        Commission, are maintained in accordance with the
                        transaction agreements and applicable Commission
                        requirements. Specifically, such reports (A) are prepared
                        in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information
                        calculated in accordance with the terms specified in the
                        transaction agreements; (C) are filed with the Commission
                        as required by its rules and regulations; and (D) agree
                        with investors' or the trustee's records as to the total
                        unpaid principal balance and number of mortgage loans
                        serviced by the Servicer.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(3)(ii)      Amounts due to investors are allocated and remitted in               Yes
                        accordance with timeframes, distribution priority and
                        other terms set forth in the transaction agreements.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(3)(iii)     Disbursements made to an investor are posted within two              Yes
                        business days to the Servicer's investor records, or such
                        other number of days specified in the transaction
                        agreements.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(3)(iv)      Amounts remitted to investors per the investor reports               Yes
                        agree with cancelled checks, or other form of payment, or
                        custodial bank statements.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(4)(i)       Collateral or security on mortgage loans is maintained as             No
                        required by the transaction agreements or related mortgage loan documents.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(4)(ii)      Mortgage loan and related documents are safeguarded as                No
                        required by the transaction agreements.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(4)(iii)     Any additions, removals or substitutions to the asset pool            No
                        are made, reviewed and approved in accordance with any
                        conditions or requirements in the transaction agreements.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(4)(iv)      Payments on mortgage loans, including any payoffs, made in            No
                        accordance with the related mortgage loan documents are
                        posted to the Servicer's obligor records maintained no
                        more than two business days after receipt, or such other
                        number of days specified in the transaction agreements,
                        and allocated to principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan
                        documents.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(4)(v)       The Servicer's records regarding the mortgage loans agree             No
                        with the Servicer's records with respect to an obligor's
                        unpaid principal balance.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(4)(vi)      Changes with respect to the terms or status of an                     No
                        obligor's mortgage loans (e.g., loan modifications or
                        re-agings) are made, reviewed and approved by authorized
                        personnel in accordance with the transaction agreements
                        and related pool asset documents.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(4)(vii)     Loss mitigation or recovery actions (e.g., forbearance               Yes
                        plans, modifications and deeds in lieu of foreclosure,
                        foreclosures and repossessions, as applicable) are
                        initiated, conducted and concluded in accordance with the
                        timeframes or other requirements established by the
                        transaction agreements.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(4)(viii)    Records documenting collection efforts are maintained                 No
                        during the period a mortgage loan is delinquent in
                        accordance with the transaction agreements. Such records
                        are maintained on at least a monthly basis, or such other
                        period specified in the transaction agreements, and
                        describe the entity's activities in monitoring delinquent
                        mortgage loans including, for example, phone calls,
                        letters and payment rescheduling plans in cases where
                        delinquency is deemed temporary (e.g., illness or
                        unemployment).
----------------------------------------------------------------------------------  ------------------
229.1122(d)(4)(ix)      Adjustments to interest rates or rates of return for                  No
                        mortgage loans with variable rates are computed based on
                        the related mortgage loan documents.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(4)(x)       Regarding any funds held in trust for an obligor (such as             No
                        escrow accounts): (A) such funds are analyzed, in
                        accordance with the obligor's mortgage loan documents, on
                        at least an annual basis, or such other period specified
                        in the transaction agreements; (B) interest on such funds
                        is paid, or credited, to obligors in accordance with
                        applicable mortgage loan documents and state laws; and (C)
                        such funds are returned to the obligor within 30 calendar
                        days of full repayment of the related mortgage loans, or
                        such other number of days specified in the transaction
                        agreements.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(4)(xi)      Payments made on behalf of an obligor (such as tax or                 No
                        insurance payments) are made on or before the related
                        penalty or expiration dates, as indicated on the
                        appropriate bills or notices for such payments, provided
                        that such support has been received by the servicer at
                        least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(4)(xii)     Any late payment penalties in connection with any payment             No
                        to be made on behalf of an obligor are paid from the
                        servicer's funds and not charged to the obligor, unless
                        the late payment was due to the obligor's error or
                        omission.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(4)(xiii)    Disbursements made on behalf of an obligor are posted                 No
                        within two business days to the obligor's records
                        maintained by the servicer, or such other number of days
                        specified in the transaction agreements.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(4)(xiv)     Delinquencies, charge-offs and uncollectible accounts are            Yes
                        recognized and recorded in accordance with the transaction agreements.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(4)(xv)      Any external enhancement or other support, identified in              No
                        Item 1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.
----------------------------------------------------------------------------------  ------------------

                        Appendix B - List of Transactions
              Management's Report on Assessment of Compliance with
                          Applicable Servicing Criteria
                   JPMorgan Chase Bank, National Association
                           Master Servicing Platform
                                ----------------
                    IXIS Real Estate Capital Trust 2006-HE1
                         GSAA Home Equity Trust 2006-1
                         GSAA Home Equity Trust 2006-3
                         GSAA Home Equity Trust 2006-5
                         GSAA Home Equity Trust 2006-6
                         GSAA Home Equity Trust 2006-9
                         GSAA Home Equity Trust 2006-12
                        GSR Mortgage Loan Trust 2006-4F
                    IXIS Real Estate Capital Trust 2006-HE2
                                ----------------

                                  EXHIBIT 33.2
                                ----------------
     Certification Regarding Compliance with Applicable Servicing Criteria
                    Saxon Mortgage Services Inc., as Servicer


Saxon Mortgage Services, Inc.
4708 Mercantile Drive North
Fort Worth, TX 76137-3605
Phone (817) 665-7200
Fax   (817) 665-7400


      Certification Regarding Compliance with Applicable Servicing Criteria

1. Saxon Mortgage Services Inc. ("Saxon"), as Servicer, is responsible for assessing its compliance with the applicable servicing criteria, for the year ended December 31, 2006, under paragraph (d) of Item 1122 of Regulation AB. Such assessment is set forth herein in connection with asset-backed securities transactions subject to Regulation AB ("the Transactions"), described as such on Exhibit C, involving residential mortgage loans.

2. Saxon has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities as of and for the period ended December 31, 2006, and, except as otherwise noted herein, Saxon elects to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors as set forth in Exhibit A hereto; as noted on the attached Exhibit A, criteria 1122(d)(4)(xi) and 1122(d)(4)(xii) were performed in whole or in part by Vendors who shall provide assertions and auditor attestations regarding their performance of the criteria.

3. Except as set forth in paragraph 4 below, Saxon used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria.

4. The criteria described as such on Exhibit A hereto are inapplicable to Saxon based on the activities it performs with respect to asset-backed securities transactions involving residential mortgage loans.

5. Saxon has complied, in all material respects, with the applicable servicing criteria as of and for the period ended December 31, 2006, except as noted on the attached Exhibit B.

6. Saxon has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria, or performance of certain discrete functions with regard to the servicing criteria, as of and for the period ended December 31, 2006, except as noted on the attached Exhibit B.

7. Saxon has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria, for the period ended December 31, 2006, except as noted on the attached Exhibit B.

8. A registered public accounting firm has issued an attestation report on Saxon's assessment of compliance with the applicable servicing criteria as of and for the period ended December 31, 2006.


March 15, 2007

Saxon Mortgage Services Inc.

/s/ David Dill
-------------------------------------
David Dill
Chief Executive Officer and President



                                        EXHIBIT A
----------------------------------------------------------------------------- ---------------------------  ------------------------
                                                                                      APPLICABLE                  INAPPLICABLE
                                                                                      SERVICING                    SERVICING
                                   SERVICING CRITERIA                                 CRITERIA                     CRITERIA
----------------------------------------------------------------------------- ---------------------------  ------------------------
                                                                                                           Performed
                                                                                           Performed by    by vendor(s)
                                                                                           Vendor(s)       retained by
                                                                                           retained by     Saxon for
                                                                                           Saxon for       which Saxon
                                                                              Performed    which Saxon     is NOT          Otherwise
                                                                              Directly by  is taking       taking       Inapplicable
Reference                                Criteria                             Saxon        Responsibility  Responsibility   Criteria
----------------------------------------------------------------------------- -----------  --------------  --------------  ---------
                                 General Servicing Considerations
----------------------------------------------------------------------------- -----------  --------------  --------------  ---------
                 Policies and procedures are instituted to monitor any
                 performance or other triggers and events of default in
1122(d)(1)(i)    accordance with the transaction agreements.                    [X]1&2
----------------------------------------------------------------------------- -----------  --------------  --------------  ---------
                 If any material servicing activities are outsourced to third parties, policies and procedures are instituted to monitor the third party's performance and compliance with such servicing
1122(d)(1)(ii)   activities.                                                    [X]
----------------------------------------------------------------------------- -----------  --------------  --------------  ---------
                 Any requirements in the transaction agreements to maintain a
1122(d)(1)(iii)  back-up servicer for the mortgage loans are maintained.                                                      [X]
----------------------------------------------------------------------------- -----------  --------------  --------------  ---------
                 A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function
                 throughout the reporting period in the amount of coverage
                 required by and otherwise in accordance with the terms of the
1122(d)(1)(iv)   transaction agreements.                                        [X]1
----------------------------------------------------------------------------- -----------  --------------  --------------  ---------
                               Cash Collection and Administration
----------------------------------------------------------------------------- -----------  --------------  --------------  ---------
                 Payments on mortgage loans are deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days following receipt, or such other
1122(d)(2)(i)    number of days specified in the transaction agreements.        [X]1
----------------------------------------------------------------------------- -----------  --------------  --------------  ---------
                 Disbursements made via wire transfer on behalf of an obligor
1122(d)(2)(ii)   or to an investor are made only by authorized personnel.       [X]3
----------------------------------------------------------------------------- -----------  --------------  --------------  ---------
                 Advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as
1122(d)(2)(iii)  specified in the transaction agreements.                       [X]1&4
----------------------------------------------------------------------------- -----------  --------------  --------------  ---------
                 The related accounts for the transaction, such as cash reserve accounts or accounts established as a form of
                 overcollateralization, are separately maintained (e.g., with respect to commingling of cash) as set forth in the
1122(d)(2)(iv)   transaction agreements.                                        [X]1&5
----------------------------------------------------------------------------- -----------  --------------  --------------  ---------
                 Each custodial account is maintained at a federally insured depository institution as set forth in the transaction
                 agreements. For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the Securities
1122(d)(2)(v)    Exchange Act.                                                  [X]1&6
----------------------------------------------------------------------------- -----------  --------------  --------------  ---------
                 Unissued checks are safeguarded so as to prevent unauthorized
1122(d)(2)(vi)   access.                                                        [X]7
----------------------------------------------------------------------------- -----------  --------------  --------------  ---------
                 Reconciliations are prepared on a monthly basis for all
                 asset-backed securities related bank accounts, including
                 custodial accounts and related bank clearing accounts. These
1122(d)(2)(vii)  reconciliations:
                 ------------------------------------------------------------ -----------  --------------  --------------  ---------
                 (A) are mathematically accurate;                               [X]1&5
                 ------------------------------------------------------------ -----------  --------------  --------------  ---------
                 (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the
                 transaction agreements;                                        [X]1&5
                 ------------------------------------------------------------ -----------  --------------  --------------  ---------
                 (C) reviewed and approved by someone other than the person who
                 prepared the reconciliation; and                               [X]1&5
                 ------------------------------------------------------------ -----------  --------------  --------------  ---------
                 (D) contain explanations for reconciling items. These
                 reconciling items are resolved within 90 calendar days of
                 their original identification, or such other number of days
                 specified in the transaction agreements.                       [X]1&5
----------------------------------------------------------------------------- -----------  --------------  --------------  ---------
                               Investor Remittances and Reporting
----------------------------------------------------------------------------- -----------  --------------  --------------  ---------
                 Reports to investors, including those to be filed with the
                 Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements.
 1122(d)(3)(i)   Specifically, such reports:
                 ------------------------------------------------------------ -----------  --------------  --------------  ---------
                 (A) are prepared in accordance with timeframes and other terms
                 set forth in the transaction agreements;                       [X]1&8
                 ------------------------------------------------------------ -----------  --------------  --------------  ---------
                 (B) provide information calculated in accordance with the
                 terms specified in the transaction agreements;
                 (C) are filed with the Commission as required by its rules and
                 regulations; and                                               [X]1&8                                        [X]
                 ------------------------------------------------------------ -----------  --------------  --------------  ---------
                 (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number of mortgage loans
                 serviced by the Servicer.                                      [X]1&8
----------------------------------------------------------------------------- -----------  --------------  --------------  ---------
                 Amounts due to investors are allocated and remitted in
                 accordance with timeframes, distribution priority and other
1122(d)(3)(ii)   terms set forth in the transaction agreements.                 [X]1&8
----------------------------------------------------------------------------- -----------  --------------  --------------  ---------
                 Disbursements made to an investor are posted within two
                 business days to the Servicer's investor records, or such
1122(d)(3)(iii)  other number of days specified in the transaction agreements.  [X]1&8
----------------------------------------------------------------------------- -----------  --------------  --------------  ---------
                 Amounts remitted to investors per the investor reports agree with cancelled checks, or other form of payment, or custodial
1122(d)(3)(iv)   bank statements.                                               [X]1&8
----------------------------------------------------------------------------- -----------  --------------  --------------  ---------
                                    Pool Asset Administration
----------------------------------------------------------------------------- -----------  --------------  --------------  ---------
                 Collateral or security on mortgage loans is maintained as
                 required by the transaction agreements or related mortgage
1122(d)(4)(i)    loan documents.                                                [X]1&9        [X]1&9
----------------------------------------------------------------------------- -----------  --------------  --------------  ---------
                 Mortgage loan and related documents are safeguarded as
1122(d)(4)(ii)   required by the transaction agreements.                        [X]1&10
----------------------------------------------------------------------------- -----------  --------------  --------------  ---------
                 Any additions, removals or substitutions to the asset pool are made, reviewed and approved in accordance with any conditions
1122(d)(4)(iii)  or requirements in the transaction agreements.                 [X]1&11
----------------------------------------------------------------------------- -----------  --------------  --------------  ---------
                 Payments on mortgage loans, including any payoffs, made in accordance with the related mortgage loan documents are posted to the Servicer's obligor records maintained no more than two business days after receipt, or such other number of days
                 specified in the transaction agreements, and allocated to
                 principal, interest or other items (e.g., escrow) in
1122(d)(4)(iv)   accordance with the related mortgage loan documents.           [X]1
----------------------------------------------------------------------------- -----------  --------------  --------------  ---------
                 The Servicer's records regarding the mortgage loans agree with the Servicer's records with respect to an obligor's unpaid
1122(d)(4)(v)    principal balance.                                             [X]
----------------------------------------------------------------------------- -----------  --------------  --------------  ---------
                 Changes with respect to the terms or status of an obligor's mortgage loans (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in
                 accordance with the transaction agreements and related pool
1122(d)(4)(vi)   asset documents.                                               [X]1
----------------------------------------------------------------------------- -----------  --------------  --------------  ---------
                 Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other
1122(d)(4)(vii)  requirements established by the transaction agreements.        [X]1
----------------------------------------------------------------------------- -----------  --------------  --------------  ---------
                 Records documenting collection efforts are maintained during the period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for
                 example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness
1122(d)(4)(viii) or unemployment).                                              [X]1
----------------------------------------------------------------------------- -----------  --------------  --------------  ---------
                 Adjustments to interest rates or rates of return for mortgage loans with variable rates are computed based on the related
1122(d)(4)(ix)   mortgage loan documents.                                       [X]1
----------------------------------------------------------------------------- -----------  --------------  --------------  ---------
                 Regarding any funds held in trust for an obligor (such as
 1122(d)(4)(x)   escrow accounts):
                 ------------------------------------------------------------ -----------  --------------  --------------  ---------
                 (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such
                 other period specified in the transaction agreements;          [X]
                 ------------------------------------------------------------ -----------  --------------  --------------  ---------
                 (B) interest on such funds is paid, or credited, to obligors in accordance with applicable mortgage loan documents and
                 state laws; and                                                [X]
                 ------------------------------------------------------------ -----------  --------------  --------------  ---------
                 (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other number of days specified in the transaction agreements.  [X]1
----------------------------------------------------------------------------- -----------  --------------  --------------  ---------
                 Payments made on behalf of an obligor (such as tax or
                 insurance payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such other number of days specified in the
1122(d)(4)(xi)   transaction agreements.                                                                       [X]12
----------------------------------------------------------------------------- -----------  --------------  --------------  ---------
                 Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the servicer's funds and not charged to the obligor, unless the late payment
1122(d)(4)(xii)  was due to the obligor's error or omission.                                                   [X]12
----------------------------------------------------------------------------- -----------  --------------  --------------  ---------
                 Disbursements made on behalf of an obligor are posted within two business days to the obligor's records maintained by the servicer, or such other number of days specified in the
1122(d)(4)(xiii) transaction agreements.                                        [X]1
----------------------------------------------------------------------------- -----------  --------------  --------------  ---------
                 Delinquencies, charge-offs and uncollectible accounts are
                 recognized and recorded in accordance with the transaction
1122(d)(4)(xiv)  agreements.                                                    [X]1
----------------------------------------------------------------------------- -----------  --------------  --------------  ---------
                 Any external enhancement or other support, identified in Item
                 1114(a)(1) through (3) or Item 1115 of Regulation AB, is
1122(d)(4)(xv)   maintained as set forth in the transaction agreements.                                                       [X]
----------------------------------------------------------------------------- -----------  --------------  --------------  ---------

    Footnotes to Exhibit A Servicing Criteria

1.  As it applies to the "Servicer" and Servicer responsibilities defined in the transaction agreements.
2.  The transaction agreements are reviewed by each functional area and policies and procedures are developed to ensure compliance with agreements and avoidance of servicer events of defaults, as defined in the transaction agreements.
3.  As it applies to wires disbursed for Servicer obligations under the transaction agreements.
4.  Funds advanced in accordance with the transaction agreements.
5.  As it applies to Servicer accounts specified in the transaction agreements.
6.  As it applies to Servicer Custodial Accounts specified in the transaction agreements.
7.  As it applies to checks issued by the Servicer.
8.  As it applies to reports and remittances prepared and sent by the Servicer pursuant to the transaction agreements.
9.  As it applies to the recording of loan modifications and other pool asset documents and the release of liens on pool assets, initiated by the Servicer.
10. As it applies to the pool asset documents if and when they are in the Servicer's possession, and in accordance with requirements of the transaction agreements.
11. As it applies in instances where the Servicer is notified of an addition, deletion or substitution to the asset pool.
12. Vendor Assessments and their Auditor's Attestations will be provided separately from this report.



                                   EXHIBIT B

"In regard to Items 1122(d)(4)(i) and 1122(d)(1)(ii), based on a review of a sample of 45 loans, it was determined that 36 lien releases were not sent to consumer or to the recording jurisdiction, as appropriate, within the timeframe requirement by Saxon's guidelines, and in 1 case Saxon's guidelines were determined to be incorrect as to the required means of delivery of the lien releases. The delays in timeliness were caused by the failure of Saxon's vendor's database to upload data regarding payments-in-full provided by Saxon in order to produce lien release in a timely manner.

Saxon has taken the following remedial actions to remedy the exceptions and to prevent exceptions going forward: Saxon has verified that all liens that were not timely released have been released. Saxon reviewed and uploaded its guidelines for lien release in May 2006 and provided the updated guidelines to its vendor at that time. Saxon's vendor, at Saxon's direction, researched and detected the cause of the upload error and implemented a solution. Saxon contracted with a new vendor for lien release and has implemented daily monitoring over the vendor's process of producing lien releases, which consists of validating the number of payoffs sent from Saxon to the vendor and the vendor's receipt of the same number of payoffs. Additionally, the vendor reports are available on line to accommodate daily monitoring the number of loans in each state, the age of each item and the state time guideline."


                                   EXHIBIT C
                               "The Transactions"

ACE Securities Corp. Home Equity Loan Trust, Series 2006-NC1
ACE Securities Corp. Home Equity Loan Trust, Series 2006-ASAP1
GSAA Home Equity Trust 2006-2
IXIS Real Estate Capital Trust 2006-HE1
IXIS Real Estate Capital Trust 2006-HE2
IXIS Real Estate Capital Trust 2006 2006-HE3
Morgan Stanley IXIS Real Estate Capital Trust 2006-1
Morgan Stanley IXIS Real Estate Capital Trust 2006-2
Morgan Stanley ABS I Inc. Trust 2006-HE8
Merrill Lynch Mortgage Investors Trust, 2006-RM3
Saxon Asset Securities Trust 2006-1
Saxon Asset Securities Trust 2006-2
Saxon Asset Securities Trust 2006-3
Soundview Home Loan Trust 2006-EQ1



SWBC
9311 San Pedro, Suite 600
San Antonio, Texas 78216
Phone: 210.525.1241
Fax:   210.525.1240
www.swbc.com

                            MANAGEMENT'S ASSERTION ON
                     COMPLIANCE WITH REGULATION AB CRITERIA

Southwest Business Corporation, SWBC, (the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from September 5, 2006 (date of conversion) through December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in Section 229.1122(d)(1)(iv), (d)(4)(xi) and (d)(4)(xiii) of the Code of Federal Regulations (the "CFR") which the Asserting Party has concluded are applicable to the servicing of all loans of Saxon Mortgage Services, Inc., (the "Applicable Servicing Criteria").

The Asserting Party has assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has identified one material instance of noncompliance with the servicing criteria as set forth in Section 229.1122
(d)(4)(xi) of the CFR. This material instance of noncompliance is the result of one payment made after the expiration date of the insurance policy out of sixty payments tested. The Asserting Party has furthermore concluded that, with the exception of the aforementioned material instance of noncompliance, the Asserting Party has complied, in all material respects, with Sections 229.1122
(d)(1)(iv) and 229.1122(d)(4)(xiii) of the CFR for all loans serviced for Saxon Mortgage Securities, Inc.

Deloitte Touche LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria for the Reporting Period as set forth in this assertion.

Southwest Business Corporation

/s/ Gary L. Dudley
------------------------------
Gary L. Dudley
President
March 8, 2007


                                                FIS Tax Services
                                                3100 New York Drive, Suite 100
                                                Pasadena, CA 91107
                                                tel: 626.345.2010 / 866.457.4112
                                                fax: 626.398.5205

                         Management Compliance Statement

Management of FIS Tax Services (FIS) and formerly known as LSI Tax Services, is responsible for assessing compliance with applicable servicing criteria set forth in Item 1122(d) of Regulation AB of the Securities and Exchange Commission relating to residential mortgage loans (the Platform), except for General Servicing Consideration criteria (i)-(iv), Cash Collections and Administration
(i)-(vii), Investor Remittances and Reporting (i)-(iv), and Pool Asset Administration (i)-(x), (xiv), and (xv), which FIS has determined are not applicable to the activities it performs with respect to the Platform.

FIS' management has assessed the effectiveness of the Company's compliance with the applicable servicing criteria as of and for the year ended 2006. In making this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB. FIS has determined the following servicing criteria in paragraph (d)(4) of Item 1122 are applicable to the activities it performed with respect to the Platform:

(xi) Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.

(xii) Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.

(xiii) Disbursements made on behalf of an obligor are posted within two business days to the obligor's records maintained by the servicer, or such other number of days specified in the transaction agreements.

Based on such assessment, management believes that, as of and for the year ended December 31, 2006, FIS has complied in all material respects with the servicing criteria set forth in Item 1122(d) of Regulation AB of the Securities and Exchange Commission relating to the servicing of the Platform.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to management's assessment of compliance with the applicable servicing criteria as of and for the year ended 2006.

To the best of my knowledge and belief, based on such assessment, FIS has fulfilled all of its applicable obligations throughout the reporting period.

                                        /s/ Darryl A. De Bond
                                        ------------------------
                                        Darryl A. De Bond
                                        Executive Vice President

                                        January 22, 2007

                                  EXHIBIT 33.3
                                ----------------
           Report on Assessment of Compliance with Servicing Criteria
                        Master Financial Inc, as Servicer



                             MASTER FINANCIAL, INC.

    REPORT ON ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA FOR
                             ASSET BACKED SECURITIES
                                 MARCH 13, 2007

Re: IXIS Real Estate Capital Trust 2006-HE1, 2006-HE2, and 2006-HE3 Mortgage Pass-through Certificates for the period February 28, 2006 through December 31, 2006 pursuant to the related Pooling and Servicing Agreements dated February 1, 2006 for 2006-HE1; May 1, 2006 for 2006-HE2 and September 1, 2006 for 2006-HE3.

MASTER FINANCIAL, INC., as Servicer, of the mortgage loans pledged as collateral under the above captioned Mortgage Pass-Through Certificates (with such collateral serviced within a single, Regulation AB servicing platform), is responsible for assessing compliance with the servicing criteria set forth in paragraph 229.1122 (Item 1122) of Securities and Exchange Commission Regulation AB, with respect to the servicing criteria applicable to it under the above captioned Pooling and Servicing Agreements.

I, MICHAEL J. KIM, Executive Vice President and Chief Financial Officer, am the Responsible Party designated within Master Financial, Inc., to assess such compliance. Pursuant to my responsibility, I utilized the criteria set out in
Item 1122(d) of the Regulation to assess Master Financial, Inc.'s compliance with the applicable servicing criteria, to wit:

General Servicing Considerations

Policies and procedures were in place to monitor all performance or other triggers and events of default in accordance with the transaction agreements.

No material servicing activities were outsourced to third parties.

The requirements in the transaction agreements to maintain a back-up servicer for the mortgage loans are applicable to the Master Servicer only.

A fidelity bond and errors and omissions policy was in effect throughout the reporting period, February 28, 2006 through December 31, 2006 in the amount of coverage required by and otherwise in accordance with the terms of the transaction agreements.

Collection and Administration Cash

Payments on mortgage loans were deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days following receipt, as specified in the transaction agreements.

Disbursements made via wire transfers on behalf of an obligor or to the Trustee for the benefit of investors were made only by authorized personnel.

Advances of funds regarding scheduled collections of principal and interest, were made, reviewed and approved as specified in the transaction agreements.

The related cash accounts for the  transactions,  such as Principal and Interest
and  Impound  Accounts  were  separately   maintained  (e.g.,  with  respect  to
commingling of cash) as set forth in the transaction agreements.

Each custodial account was maintained at a federally insured depository institution as set forth in the transaction agreements. Such federally insured institutions met the requirements of Rule 13k-1(b)(1) of the Securities Exchange Act.

There was no un-issued check-stock and access to electronic check preparation was safeguarded so as to prevent unauthorized access.

Reconciliations were prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations were (A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, as specified in the transaction agreements; (C) were reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items were resolved within 90 calendar days of their original identification, as specified in the transaction agreements.

Investor Remittances and Reporting

Data necessary for preparation of Reports to investors, including those to be filed with the Commission, were maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such data (A) were prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provided information calculated in accordance with the terms specified in the transaction agreements; (C) were remitted timely to provide for submission to the Commission as required by its rules and regulations; and (D) agreed with the Trustee's records as to the total unpaid principal balance and number of mortgage loans serviced by Master Financial, Inc.

Disbursements made to the Trustee for the benefit of investors were posted within two business days to our Servicer investor records, as specified in the transaction agreements.

Amounts remitted to the Trustee for the benefits of investors per the monthly remittance reports agreed with wire transmission reports, and related bank statements.

Pool Asset Administration

Collateral documents on mortgage loans were maintained as required by the transaction agreements and related mortgage loan documents.

Mortgage loans and related documents were safeguarded as required by the transaction agreements.

Any additions, removals or substitutions to the asset pool were made, reviewed and approved in accordance with all conditions and requirements in the transaction agreements.

Payments on mortgage loans, including all payoffs, were made in accordance with the related mortgage loan documents and were posted to the obligor records maintained no more than two business days after receipt, as specified in the transaction agreements, and were allocated to principal, interest or other items (e.g., Impound Accounts) in accordance with the related mortgage loan documents.

Master Financial, Inc.'s records regarding the mortgage loans agreed with the Servicing files with respect to each obligor's unpaid principal balance.

There were no unauthorized changes made with respect to the terms or status of any obligor's mortgage loan (e.g., loan modifications or re-agings) as specified, in accordance with the transaction agreements and related pool asset documents.

Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) were initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.

Records documenting our collection efforts were maintained during the periods mortgage loans were delinquent in accordance with the transaction agreements. Such records were maintained on at least a monthly basis, as specified in the transaction agreements, and Master Financial, Inc.'s activities included monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency was deemed temporary (e.g., illness or unemployment).

Adjustments to interest rates for mortgage loans with variable rates were computed and re-set based on the related mortgage loan documents.

Funds held in trust for an obligor (such as Impound Accounts) were (A) analyzed, in accordance with the obligor's mortgage loan documents, and or on at least an annual basis, as specified in the transaction agreements; (B) interest on such funds was paid, or credited, to obligors in accordance with applicable mortgage loan documents and state laws; and (C) such funds were returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, as specified in the transaction agreements.

Payments made on behalf of an obligor (such as tax or insurance payments) were made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support was been received by Master Financial, Inc. at least 30 calendar days prior to these dates, as specified in the transaction agreements.

Any late payment penalties in connection with any payment to be made on behalf of an obligor were paid from the servicer's funds and not charged too the obligor, unless the late payment was due to the obligor's error or omission.

Disbursements made on behalf of an obligor were posted within two business days to the obligor's records maintained by Master Financial, Inc., as specified in the transaction agreements.

Delinquencies, charge-offs and uncollectible accounts were recognized and recorded in accordance with the transaction agreements.

Master Financial, Inc. was not responsible for the maintenance of any external enhancement or other support, identified in Item 1114(a)(1) through (3) or Item 1115 of Regulation AB.

I determined as a result of my review and assessment of the applicable servicing procedures and processes in effect during the period February 28, 2006 through December 31, 2006, that the loans were serviced in compliance with such criteria and that there no material instances of non-compliance with the applicable criteria disclosed as a result of my assessment.

Master Financial, Inc., engaged the Registered Public Accounting firm of Tidwell DeWitt, LLC to perform an examination on the fairness of this Assessment of Compliance and they have provided their Attestation Report covering the period February 28, 2006 through December 31, 2006.


Respectfully submitted,

/s/ Michael J. Kim
--------------------------------------------------
Michael J. Kim
Executive Vice President & Chief Financial Officer
Master Financial, Inc., Servicer

                                  EXHIBIT 33.4
                                ----------------
                      Management's Assertion of Compliance
         Deutsche Bank National Trust Company, as Trustee and Custodian

                                                                     Appendix I

                      MANAGEMENT'S ASSERTION OF COMPLIANCE

Management of the Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas (collectively the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and other asset-backed securities issued on or after January 1, 2006 for which the Company provides trustee, securities administration or paying agent services, excluding any publicly issued transactions sponsored or issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth Item 1122(d), except for the following criteria: 1122(d)(2)(iii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(vi), 1122(d)(4)(vii), 1122(d)(4)(viii), 1122(d)(4)(ix),
1122(d)(4)(x),    1122(d)(4)(xi),    1122(d)(4)(xii),    1122(d)(4)(xiii)    and
1122(d)(4)(xiv), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Management's interpretation of Applicable Servicing Criteria: The Company's management has determined that servicing criteria 1122(d)(1)(iii) is applicable only with respect to its continuing obligation to act as, or locate a, successor servicer under the circumstances referred to in certain governing documents. It is management's interpretation that Deutsche Bank Trust Company America has no other active back-up servicing responsibilities in regards to 1122(d)(1)(iii) as of and for the Period.

Third parties classified as vendors: With respect to servicing criteria 1122(d)(2)(i), 1122(d)(4)(i), and 1122(d)(4)(ii), management has engaged various vendors to perform the activities required by these servicing criteria. The Company's management has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company's management has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, management has asserted that it has policies and procedures in place to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company's management is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for vendors and related criteria.

With respect to the Platform, the Company's management provides the following assertion of compliance with respect to the Applicable Servicing Criteria:

1. The Company's management is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2. The Company's management has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects, with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the management's assertion of compliance with the Applicable Servicing Criteria as of and for the Period.

                        DEUTSCHE BANK NATIONAL TRUST COMPANY

                        By: /s/ Gary R. Vaughan
                        ------------------------------------
                                Gary R. Vaughan
                                Its: Managing Director

                        By: /s/ David Co
                        ------------------------------------
                                David Co
                                Its: Director

                        By: /s/ Jose Sicilia
                        ------------------------------------
                                Jose Sicilia
                                Its: Managing Director

                        By: /s/ Kevin Fischer
                        ------------------------------------
                                Kevin Fischer
                                Its: Vice President

                        By: /s/ Robert Frier
                        ------------------------------------
                                Robert Frier
                                Its: Director


                        DEUTSCHE BANK TRUST COMPANY AMERICAS

                        By: /s/ Kevin C. Weeks
                        ------------------------------------
                                Kevin C. Weeks
                                Its: Managing Director

                        By: /s/ Jonna Kaufman
                        ------------------------------------
                                Jonna Kaufman
                                Its: Director

                                  EXHIBIT 34.1
                                ----------------
             Report of Independent Registered Public Accounting Firm
                  JPMorgan Chase Bank, N.A., as Master Servicer

                                                      PricewaterhouseCoopers LLP
                                                              300 Madison Avenue
                                                               New York NY 10017
                                                        Telephone (646) 471-3000
                                                                     www.pwc.com

             Report of Independent Registered Public Accounting Firm


To the  Stockholder  of  JPMorgan  Chase  Bank,  National  Association:


We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with Applicable Servicing Criteria (the "Compliance Statement"), that JPMorgan Chase Bank, National Association (the "Company") complied with the servicing criteria set forth in
Item 1122(d) of the Securities and Exchange Commission's Regulation AB, as of and for the year ended December 31, 2006 (the "Reporting Period"), for all publicly offered residential mortgage and home equity mortgage asset-backed securities issued on or after January 1, 2006 through December 31, 2006 (the "Platform"), excluding criteria set forth in Appendix A to the Compliance Statement, which the Company has determined are not applicable to the activities performed by it with respect to the Platform. Appendix B to management's assertion identifies the individual asset-backed transactions and securities defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for all publicly offered residential mortgage and home equity mortgage asset-backed securities issued on or after January 1, 2006 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP
March 14, 2007

                                  EXHIBIT 34.2
                                ----------------
             Report of Independent Registered Public Accounting Firm
                    Saxon Mortgage Services Inc., as Servicer

                                                           Deloitte & Touche
                                                           Suite 800
                                                           1750 Tysons Boulevard
                                                           McLean, VA 22102-4219
                                                           USA

                                                           Tel: 703-251-1000
                                                           Fax: 703-251-3400
                                                           www.us.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Operating Committee
Saxon Mortgage Services, Inc.

We have examined Saxon Mortgage Services, Inc.'s (the Company's) compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the Residential Mortgage Loans Platform (the Platform) described in the Certification Regarding Compliance with the Applicable Servicing Criteria (the "Certification") as of and for the year ended December 31, 2006, excluding criteria 1122(d)(1)(iii), 1122(d)(3)(i)(C),
1122(d)(4)(xi),   1122(d)(4)(xii),  and  1122(d)(4)(xv),  which  management  has determined are not applicable to the activities performed by the Company with respect to the Platform. Exhibit C to the Certification identifies the individual asset-backed transactions defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria, including tests on a sample basis of the servicing activities related to the Platform, determining whether the Company performed those selected activities in compliance with the servicing criteria during the specified period and performing such other procedures as we considered necessary in the circumstances. Our procedures were limited to selected servicing activities performed by the Company during the period covered by this report and, accordingly, such samples may not have included servicing activities related to each asset-backed transaction included in the Platform. Further, an examination is not designed to detect noncompliance arising from errors that may have occurred prior to the period specified above that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As  described  in  Exhibit  A  of  the  Certification,  for  servicing  criteria
1122(d)(4)(i) the Company has engaged a vendor to perform certain activities required by this servicing criteria. The Company has determined that this vendor is not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to this vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendor and related criteria as described in its assertion, and we performed no procedures with respect to the Company's determination of its eligibility to use Interpretation 17.06.

Our examination disclosed the following instances of material noncompliance with 1122(d)(1)(ii) and 1122(d)(4)(i) applicable to the Company during the year ended December 31, 2006. The Company failed to maintain adequate monitoring procedures over one vendor, who provided a service for recording lien releases. In 36 out of 45 loans tested, the Company failed to ensure that lien releases were sent to consumers or to the recording jurisdiction, as appropriate, within the timeframes specified in the transactions agreements and therefore did not maintain proper collateral or security on the pool asset as required by the transaction agreements.

In our opinion, except for the material noncompliance described in the preceding paragraph, the Company complied, in all material respects, with the aforementioned applicable servicing criteria for the Residential Mortgage Loans Platform as of and for the year ended December 31, 2006.

Exhibit B to the Certification includes management's responses to the material noncompliance identified in our examination. Such responses have not been subjected to the procedures applied in our examination and, accordingly, we do not express an opinion or provide any form of assurance on the appropriateness of the responses or the effectiveness of any corrective action described therein.

/s/ Deloitte & Touche LLP
-------------------------
McLean, Virginia
March 15, 2007


Deloitte & Touche LLP
Suite 2300
333 Clay Street
Houston, TX 77002-4196
USA

Tel: +1 713 982 2000
Fax: +1 713 982 2001
www.deloitte.com

            Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Southwest Business Corporation

We have examined Southwest Business Corporation's (the Company's) compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for all loans serviced for Saxon Mortgage Services, Inc., (the Platform) described in the accompanying Management's assertion on Compliance with SEC Regulation AB Servicing Criteria for the period from September 5, 2006 through December 31, 2006, excluding criteria 1122(d) 1(i), 1(ii), 1(iii), 2(i), 2(ii), 2(iii), 2(iv), 2(v), 2(vi), 2(vii), 3(i),
3(ii), 3(iii), 3(iv), 4(i), 4(ii), 4(iii), 4(iv), 4(v), 4(vi), 4(vii),  4(viii),
4(ix), 4(x), 4(xii), 4(xiv) and 4(xv), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on the Company's compliance with the servicing criteria based on our examination.

Our examination was concluded in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United Stated) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria, including tests on a sample basis of the servicing activities related to the Platform, determining whether the Company performed those selected activities in compliance with the servicing criteria during the specified period and performing such other procedures as we considered necessary in the circumstances. Our procedures were limited to selected servicing activities performed by the Company during the period covered by this report and, accordingly, such samples may not have included servicing activities related to each asset-backed transaction included in the Platform. Further, an examination is not designed to detect noncompliance arising from errors that may have occurred prior to the period specified above that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following material noncompliance with 1122(d)(4)(xi) applicable to the Company during the year ended December 31, 2006: on a sample of sixty (60), one insurance premium was paid after the policies' expiration date.

In our opinion, except for the material noncompliance described in the preceding paragraph, the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the Saxon Mortgage Services, Inc. Mortgage Loans Platform, in all material respects.

/s/ Deloitte & Touche LLP
-------------------------
Houston, TX
March 8, 2007


                                                KPMG LLP
                                                100 North Tampa Street
                                                Suite 1700
                                                Tampa, FL 33602

            Report of Independent Registered Public Accounting Firm

The Board of Directors
Fidelity National Information Services, Inc
FIS Tax Services (FIS)

We have examined management's assessment, included in the accompanying Management Compliance Statement that FIS Tax Services (FIS) complied with the servicing criteria set forth in item 1122(d) of the Securities and Exchange Commission's Regulation to residential mortgage loans (the Platform), except for General Servicing Consideration criteria (i)-(iv), Cash Collections and Administration (i)-(vii), Investor Remittance and Reporting (i)-(iv), and Pool Asset Administration (i)-(x),(xiv), and (xv), which FIS has determined are not applicable to the activities it performs with respect to the Platform, as of and for the period ending December 31, 2006. FIS has determined the following servicing criteria from 1122(d)(4) were applicable to the activities it performs with respect to the Platform.

(xi) Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.

(xii) Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.

(xiii) Disbursements made on behalf of an obligor are posted within two business days to the obligor's records maintained by the servicer, or such other number of days specified in the transaction agreements.

Management is responsible for FIS' compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about FIS' compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about FIS' compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual residential mortgage loans that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether FIS processed those selected transactions and performed those selected activities in compliance with the servicing criteria.
Furthermore, our procedures were limited to the selected transactions and servicing activities performed by FIS during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by FIS during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on FIS' compliance with the servicing criteria.

In  our  opinion,   management's   assessment   that  FIS   complied   with  the
aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP
-----------------
Tampa, Florida
January 22, 2007

                                  EXHIBIT 34.3
                                ----------------
             Report of Independent Registered Public Accounting Firm
                        Master Financial Inc, as Servicer


Board of Directors
Master Financial, Inc.

We have examined management's assertion, included in the accompanying management Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria, that Master financial, Inc., complied with the servicing criteria set forth in item 1122(d) of the Securities and Exchange Commission's Regulation AB with respect to the platform ("Regulation AB Platform") servicing the mortgage loan collateral pledged under IXIS Real Estate Capital Trusts 2006-HE1; 2006-HE2 and 2006-HE3, Mortgage Pass Through Certificates and the related Pooling and Servicing Agreements dated February 1, 2006; May 1, 2006 and September 1, 2006 respectively, as of December 31, 2006 and from the period February 28, 2006 through December 31, 2006 excluding criteria 1122(d)(1)(ii)-(iii); 1122(d)(2)(ii); 1122(d)(4)(ii) and 1122(d)(4)(xv) which management has determined are not applicable to the activities performed by Master Financial Inc. with respect to the platform. Management is responsible for Master Financial, Inc.'s compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion about Master Financial, Inc.'s compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining on a test basis, evidence about Master Financial, Inc.'s compliance with the servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included selection of a sample of transactions and compliance activities related to the platform during the examination period and determining whether Master Financial Inc. processed those transactions and performed those activities in compliance with the servicing criteria. Our testing of selected transactions and compliance activities was limited to calculations, reports, and activities performed by Master Financial Inc. during the period covered by this report. Our procedures did not include determining whether errors may have occurred prior to our tests that may have affected the balances or amounts calculated or reported by Master Financial Inc. during the period covered by this report for the selected transactions or any other transaction. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Master Financial, Inc.'s compliance with the servicing criteria.

In our opinion, management's assertion that Master Financial, Inc., complied with the servicing criteria related to the aforementioned Trusts, backed by the mortgage collateral pledged under such Trusts, as of December 31, 2006 and from February 28, 2006 through December 31, 2006, is fairly stated, in all material respects.


/s/ Tidwell DeWitt, LLC
----------------------
Atlanta, Georgia

March 13, 2007

                                  EXHIBIT 34.4
                                ----------------
             Report of Independent Registered Public Accounting Firm
         Deutsche Bank National Trust Company, as Trustee and Custodian


KPMG LLP
303 East Wacker Drive
Chicago, IL  60601-5212


        Report of Independent Registered Public Accounting Firm

Board of Directors
The Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Company Americas:

We have examined management's assertion, included in the accompanying Appendix I, that the Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas (collectively the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and other asset-backed securities issued on or after January 1, 2006, for which the Company provides trustee, securities administration or paying agent services, excluding any publicly issued transactions, sponsored or issued by any government sponsored entity (the Platform), except for the servicing criteria 1122(d)(2)(iii),
1122(d)(4)(iv),       1122(d)(4)(v),      1122(d)(4)(vi),       1122(d)(4)(vii),
1122(d)(4)(viii),       1122(d)(4)(ix),      1122(d)(4)(x),      1122(d)(4)(xi),
1122(d)(4)(xii),  1122(d)(4)(xiii)  and  1122(d)(4)(xiv),  which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in management's assertion included in the accompanying Appendix I, for servicing criteria 1122(d)(2)(i), 1122(d)(4)(i) and 1122(d)(4)(ii), the
Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria, including servicing criteria 1122(d)(2)(i), 1122(d)(4)(i) and 1122(d)(4)(ii) for which compliance is determined based on Interpretation 17.06 as described above, as of and for the twelve months ended December 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP
-----------------
Chicago, Illinois
February 28, 2007

                                  EXHIBIT 35.1
                                ----------------
                          Servicer Compliance Statement
                  JPMorgan Chase Bank, N.A., as Master Servicer

                                    JPMorgan


                         Servicer Compliance Statement
                   JPMorgan Chase Bank, N.A., Master Servicer

     A review of the activities of JPMorgan Chase Bank, N.A., as Master Servicer for the transactions listed on the attached Exhibit A, during the calendar year ending December 31, 2006, and of its performance under the applicable servicing agreements has been made under the undersigned officer's supervision.

     To the best of my knowledge, based on such review, the servicer has fulfilled all of its obligations under the agreements in all material respects throughout the reporting period.


/s/ Kathleen M. McDonnell                       March 9, 2007
-------------------------
Kathleen M. McDonnell
Vice President
JPMorgan Chase Bank, N.A.
Master Servicing

                                    Exhibit A
                                  -------------

        IXIS 2006-HE1, Servicing Agreement dated as of February 1, 2006 IXIS 2006-HE2, Servicing Agreement dated as of May 1, 2006

                                  EXHIBIT 35.2
                                ----------------
                         Servicer Compliance Statement
                    Saxon Mortgage Services Inc., as Servicer

Saxon Mortgage Services, Inc.
4708 Mercantile Drive North
Fort Worth, TX 76137-3605
Phone (817) 665-7200
Fax   (817) 665-7400



                              Officer's Certificate
                     229.1123 Servicer compliance statement.

Saxon Mortgage Services Inc. ("Saxon"), as Servicer, is responsible, under Item 1123 of Regulation AB, for assessing its compliance with the requirements of the Transaction Agreements applicable to it for the transactions listed on Exhibit B, for the year ended December 31, 2006.

I, David Dill, hereby certify that I am an Authorized Officer of Saxon Mortgage Services, Inc., and further certify that:

(i) I have reviewed Saxon's activities during the reporting period and its performance under the applicable Transaction Agreement has been made under my supervision.

(ii) To the best of my knowledge, based on such review, Saxon has fulfilled all of its obligations under the Transaction Agreements in all material respects, throughout the reporting period. We have noted certain exceptions to the performance of the servicing criteria contained in Reg AB Section 1122(d) in our assessment of performance of the servicing criteria, which such exceptions are noted in the attached Exhibit A.


March 15, 2007                          Saxon Mortgage Services, Inc.

                                        /s/ David Dill
                                        -------------------------------------
                                        David Dill
                                        Chief Executive Officer and President



                                    EXHIBIT A

"In regard to Item 1122(d)(4)(i), based on a review of a sample of 45 loans, it was determined that 36 lien releases were not sent to consumers or to the recording jurisdiction, as appropriate, within the timeframes requirement by Saxon's guidelines, and in 1 case Saxon's guidelines were determined to be incorrect as to the required means of delivery of the lien released. The delays in timeliness were caused by the failure of Saxon's vendor's database to upload data regarding payments-in-full provided by Saxon in order to produce lien releases in a timely manner.

Saxon has taken the following remedial actions to remedy the exceptions and to prevent exceptions going forward: Saxon has verified that all liens that were not timely released have been released. Saxon reviewed and undated its guidelines for lien release in May 2006 and provided the updated guidelines to its vendor at that time. Saxon's vendor, at Saxon's direction, researched and detected the cause of the upload error and implemented a solution. Saxon contracted with a new vendor for lien releases and has implemented daily monitoring over the vendor's process of producing lien releases, which consists of validation the number of payoffs sent from Saxon to the vendor and the vendor's receipt of the same number of payoffs. Additionally, the vendor reports are available on line to accommodate daily monitoring the number of loans in each state, the age of each item and the state time guideline."


                                    EXHIBIT B

ACE Securities Corp. Home Equity Loan Trust, Series 2006-NC1
ACE Securities Corp. Home Equity Loan Trust, Series 2006-ASAP1
GSAA Home Equity Trust 2006-2
IXIS Real Estate Capital Trust 2006-HE1
IXIS Real Estate Capital Trust 2006-HE2
IXIS Real Estate Capital Trust 2006 2006-HE3
Morgan Stanley IXIS Real Estate Capital Trust 2006-1
Morgan Stanley IXIS Real Estate Capital Trust 2006-2
Morgan Stanley ABS I Inc. Trust 2006-HE8
Merrill Lynch Mortgage Investors Trust, 2006-RM3
Saxon Asset Securities Trust 2006-1
Saxon Asset Securities Trust 2006-2
Saxon Asset Securities Trust 2006-3
Soundview Home Loan Trust 2006-EQ1

                                  EXHIBIT 35.3
                                ----------------
                          Servicer Compliance Statement
                        Master Financial Inc, as Servicer


                              MASTER FINANCIAL, INC.
                          SERVICER COMPLIANCE STATEMENT
                                 MARCH 13, 2007

WITH RESPECT TO:

IXIS REAL ESTATE CAPITAL TRUST 2006-HE2 MORTGAGE PASS-THROUGH CERTIFICATES FOR THE PERIOD MAY 25, 2006 THROUGH DECEMBER 31, 2006, PURSUANT TO THE RELATED POOLING AND SERVICING AGREEMENT DATED MAY 1, 2006.

MASTER FINANCIAL, INC., as an Affiliated Servicer of the above captioned Securitized Transaction, is subject to the requirements of Securities and Exchange Commission Regulation AB, Item 1123, in that it meets the criteria in
Item 1108(a)(2)(i) through (iii) of the Regulation.

I, Michael J. Kim, as the Officer of the Servicer ("Master Financial") responsible for providing for a Review of Master Financials' activities during the reporting period of the above captioned Trust and its' performance under the applicable Pooling and Servicing Agreement, in effect during such period, have provided for the completion of such review under my direct supervision.

To the best of my knowledge and belief, based upon my Review, Master Financial has fulfilled all of its obligations under the Pooling and Servicing Agreement in all material respects from May 25, 2006 through December 31, 2006. (The Reporting Period).

My Review did not disclose any material failure by Master Financial, in fulfilling its obligations under such Pooling and Servicing Agreement.


Respectfully Submitted,


/s/ Michael J. Kim
--------------------------------------------------
Michael J. Kim
Executive Vice-President & Chief Financial Officer
Master Financial, Inc.